Form 10-K/A
period 1993-12-31
VALERO NATURAL GAS PARTNERS L P
filed 1994-03-02
CIK 810021

FORM 10-K/A
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

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

                              CONTENTS
                                                              PAGE
PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . .
            Recent Developments. . . . . . . . . . . . . . .
              Proposed Merger with Energy. . . . . . . . . .
              Decline of Crude Oil and NGL Prices. . . . . .
            Natural Gas Operations . . . . . . . . . . . . .
              General. . . . . . . . . . . . . . . . . . . .
              Pipeline Facilities. . . . . . . . . . . . . .
              Gas Sales. . . . . . . . . . . . . . . . . . .
                Intrastate Sales . . . . . . . . . . . . . .
                Interstate Sales . . . . . . . . . . . . . .
              Gas Transportation and Exchange. . . . . . . .
              Gas Supply . . . . . . . . . . . . . . . . . .
              Gas Storage Facilities . . . . . . . . . . . .
            Natural Gas Liquids Operations . . . . . . . . .
              General. . . . . . . . . . . . . . . . . . . .
              Gas Processing Facilities. . . . . . . . . . .
              Fractionation and Other Facilities . . . . . .
              NGL Supply and Sales . . . . . . . . . . . . .
            Governmental Regulations . . . . . . . . . . . .
              Texas Regulation . . . . . . . . . . . . . . .
              Federal Regulation . . . . . . . . . . . . . .
            Environmental Matters. . . . . . . . . . . . . .
            Competition. . . . . . . . . . . . . . . . . . .
              Natural Gas. . . . . . . . . . . . . . . . . .
              Natural Gas Liquids. . . . . . . . . . . . . .
            Employees. . . . . . . . . . . . . . . . . . . .
PART II
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . .

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

  Decline of Crude Oil and NGL Prices

        Beginning in November 1993, crude oil prices fell significantly and have not recovered to prior levels. The price decline resulted from a number of factors including the decision by the Organization of Petroleum Exporting Companies ("OPEC") to forego cuts in crude oil production, weakened global demand for crude oil, increasing production from non-OPEC areas and concerns related to the re-entry of Iraq into world oil markets. Natural gas liquids ("NGL") prices also fell in conjunction with the decline in crude oil prices. Record-high NGL inventories also depressed NGL prices. Because of depressed NGL sales prices and the high cost of natural gas from which such liquids are extracted, NGL margins were very depressed in the fourth quarter of 1993, requiring the Partnership to cease operations for 20 days in December 1993 at one of its gas processing plants and to suspend the production of ethane for 28 days in December at two other plants due to lack of profitability. See "Natural Gas Liquids Operations - NGL Supply and Sales." The Partnership continues to monitor the market conditions affecting the profitability of its gas processing plants with a view to modifying as needed any operations that appear unprofitable. During the first quarter of 1994, NGL prices have increased modestly since late December 1993, but remain below first quarter 1993 levels. Concurrently, natural gas prices and resulting shrinkage costs have increased during the first quarter of 1994 compared to the same period in 1993. Accordingly, the Partnership's operating income is expected to be substantially lower in the first quarter of 1994 than in the fourth quarter of 1993.

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



                               PART II

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

        During the first quarter of 1994, NGL prices have increased modestly since late December 1993, but remain below first quarter 1993 levels. Concurrently, natural gas prices and resulting shrinkage costs have increased during the first quarter of 1994 compared to the same period in 1993. As a result, Partnership operating income is expected to be substantially lower in the first quarter of 1994 compared to the fourth quarter of 1993.

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

                             SIGNATURES


        Pursuant to the Requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         VALERO NATURAL GAS PARTNERS, L.P.
                              (Registrant)
                              By Valero Natural Gas Company,
                              its General Partner



                            By  /s/ Don M. Heep
                                   (Don M. Heep)
                             Senior Vice President and
                              Chief Financial Officer

Date:  March 2, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. All such capacities are with Valero Natural Gas Company, General Partner of the registrant.

      Signature                 Title               Date
                      Director, Chairman of the
                      Board and Chief Executive
                         Officer (Principal
/s/         *            Executive Officer)     March 2, 1994
   (William E. Greehey)

                      Senior Vice President and
                       Chief Financial Officer
                      (Principal Financial and
/s/     *                Accounting Officer)    March 2, 1994
   (Don M. Heep)



/s/        *                  Director          March 2, 1994
   (Edward C. Benninger)


/s/        *                  Director          March 2, 1994
   (Ronald K. Calgaard)


/s/       *                   Director          March 2, 1994
   (Ruben M. Escobedo)


/s/      *                    Director          March 2, 1994
   (Stan L. McLelland)


/s/      *                    Director          March 2, 1994
   (Mack Wallace)


* By: /s/ Rand C. Schmidt
         (Rand C. Schmidt)
          Attorney-in-Fact