Form 10-Q
period 1994-03-31
VALERO NATURAL GAS PARTNERS L P
filed 1994-05-12
CIK 810021

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1994

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

                        530 McCullough Avenue
                         San Antonio, Texas
              (Address of principal executive offices)
                                78215
                             (Zip Code)

                           (210) 246-2000
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X            No

   Indicated below is the number of units outstanding of the registrant's only class of limited partner interests, as of April 22, 1994.
                                                 Number of
                                                   Units
               Title of Class                   Outstanding
   Common Units of Limited Partner Interests    18,486,538

                  VALERO NATURAL GAS PARTNERS, L.P.

                                INDEX

                                                           Page
PART I.  FINANCIAL INFORMATION

  Consolidated Balance Sheets - March 31, 1994 and
    December 31, 1993. . . . . . . . . . . . . . . . . . .

  Consolidated Statements of Income - For the Three
    Months Ended March 31, 1994 and 1993 . . . . . . . . .

  Consolidated Statements of Partners' Capital -
    For the Three Months Ended March 31, 1994 and 1993 . .

  Consolidated Statements of Cash Flows - For the
    Three Months Ended March 31, 1994 and 1993 . . . . . .

  Notes to Consolidated Financial Statements . . . . . . .

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . .

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . .

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . .

                           PART I - FINANCIAL INFORMATION
                          VALERO NATURAL GAS PARTNERS, L.P.
                             CONSOLIDATED BALANCE SHEETS
                               (Thousands of Dollars)

                                                            March 31,
                                                              1994        December 31,
                                                           (Unaudited)        1993
                         ASSETS
CURRENT ASSETS:
  Cash and temporary cash investments. . . . . . . . .     $    9,703     $    5,523
  Cash held in debt service escrow . . . . . . . . . .           -            34,186
  Receivables, less allowance for doubtful accounts of
    $2,102 (1994 and 1993) . . . . . . . . . . . . . .        167,900        154,503
  Inventories. . . . . . . . . . . . . . . . . . . . .         18,280         25,434
  Prepaid expenses and other . . . . . . . . . . . . .          8,058          5,321
                                                              203,941        224,967

PROPERTY, PLANT AND EQUIPMENT-including
  construction in progress of $5,435 (1994)
  and $16,728 (1993), at cost. . . . . . . . . . . . .        943,434        939,565
    Less:  Accumulated depreciation. . . . . . . . . .        208,143        199,763
                                                              735,291        739,802

DEFERRED CHARGES AND OTHER ASSETS. . . . . . . . . . .         79,297         80,313
                                                           $1,018,529     $1,045,082
            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt and capital
    lease obligations. . . . . . . . . . . . . . . . .     $   31,438     $   28,908
  Notes payable. . . . . . . . . . . . . . . . . . . .         21,000           -
  Accounts payable . . . . . . . . . . . . . . . . . .        233,019        216,953
  Accrued interest . . . . . . . . . . . . . . . . . .          5,269         18,692
  Other accrued expenses . . . . . . . . . . . . . . .          2,987          8,719
                                                              293,713        273,272

LONG-TERM DEBT, less current maturities. . . . . . . .        476,072        506,429

CAPITAL LEASE OBLIGATIONS, less current maturities . .        103,741        103,787

DEFERRED CREDITS AND OTHER LIABILITIES . . . . . . . .          2,006          1,548

LIMITED PARTNERS' CAPITAL. . . . . . . . . . . . . . .        141,933        158,448

GENERAL PARTNERS' CAPITAL. . . . . . . . . . . . . . .          1,064          1,598
                                                           $1,018,529     $1,045,082

See Notes to Consolidated Financial Statements.

                              VALERO NATURAL GAS PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF INCOME
                       (Thousands of Dollars, Except Per Unit Amounts)
                                        (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                              1994           1993

OPERATING REVENUES . . . . . . . . . . . . . . . . . .       $379,664       $367,310

COSTS AND EXPENSES:
  Cost of sales. . . . . . . . . . . . . . . . . . . .        335,331        307,483
  Operating expenses . . . . . . . . . . . . . . . . .         33,347         29,061
  Depreciation expense . . . . . . . . . . . . . . . .          9,234          9,019
    Total. . . . . . . . . . . . . . . . . . . . . . .        377,912        345,563

OPERATING INCOME . . . . . . . . . . . . . . . . . . .          1,752         21,747

OTHER INCOME, NET. . . . . . . . . . . . . . . . . . .            501            348

INTEREST AND DEBT EXPENSE:
  Incurred . . . . . . . . . . . . . . . . . . . . . .        (16,836)       (17,279)
  Capitalized. . . . . . . . . . . . . . . . . . . . .            136            317

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .        (14,447)         5,133
  Less:  General Partners' interest. . . . . . . . . .           (243)           359

NET INCOME (LOSS) ALLOCABLE TO LIMITED
  PARTNERS . . . . . . . . . . . . . . . . . . . . . .       $(14,204)      $  4,774

NET INCOME (LOSS) PER LIMITED PARTNER UNIT . . . . . .       $   (.77)      $    .26

WEIGHTED AVERAGE LIMITED PARTNER UNITS
  OUTSTANDING (in thousands) . . . . . . . . . . . . .         18,487         18,487

See Notes to Consolidated Financial Statements.

                               VALERO NATURAL GAS PARTNERS, L.P.
                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                     (Thousands of Dollars)
                                          (Unaudited)

                                             Limited Partners' Capital           General
                                              Common         Common             Partners'
                                              Units       Unitholders            Capital

BALANCE - December 31, 1993. . . . . .      18,486,538      $158,448              $1,598
  Net loss . . . . . . . . . . . . . .          -            (14,204)               (243)
  Distributions. . . . . . . . . . . .          -             (2,311)               (291)
BALANCE - March 31, 1994 . . . . . . .      18,486,538      $141,933              $1,064

BALANCE - December 31, 1992. . . . . .      18,486,538      $154,461              $1,558
  Net income . . . . . . . . . . . . .          -              4,774                 359
  Distributions. . . . . . . . . . . .          -             (2,311)               (262)
BALANCE - March 31, 1993 . . . . . . .      18,486,538      $156,924              $1,655

See Notes to Consolidated Financial Statements.

                                    VALERO NATURAL GAS PARTNERS, L.P.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Thousands of Dollars)
                                               (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              1994           1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .     $ (14,447)     $   5,133
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation expense . . . . . . . . . . . . . . . . . . . . . .         9,234          9,019
      Amortization of deferred charges and other, net. . . . . . . . .           484            910
      Changes in current assets and current liabilities. . . . . . . .         1,224            506
      Changes in deferred items and other, net . . . . . . . . . . . .         1,225          2,445
          Net cash provided by (used in) operating activities. . . . .        (2,280)        18,013

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital additions. . . . . . . . . . . . . . . . . . . . . . . . . .        (4,641)       (10,787)
  Dispositions of property, plant and equipment. . . . . . . . . . . .           180          1,906
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (262)           268
    Net cash used in investing activities. . . . . . . . . . . . . . .        (4,723)        (8,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction of long-term debt and capital lease obligations. . . . . .       (28,108)       (25,400)
  Increase in notes payable. . . . . . . . . . . . . . . . . . . . . .        21,000          -
  Decrease in cash held in debt service escrow for principal . . . . .        20,893         19,018
  Partnership distributions. . . . . . . . . . . . . . . . . . . . . .        (2,602)        (2,573)
    Net cash provided by (used in) financing activities. . . . . . . .        11,183         (8,955)

NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .         4,180            445

CASH AND TEMPORARY CASH INVESTMENTS AT
  BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . .         5,523          6,598

CASH AND TEMPORARY CASH INVESTMENTS AT
  END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   9,703      $   7,043

See Notes to Consolidated Financial Statements.

                  VALERO NATURAL GAS PARTNERS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1

  Basis of Presentation

          The consolidated financial statements included herein have been prepared by the general partner of Valero Natural Gas Partners, L.P. ("VNGP, L.P.", and together with its consolidated subsidiaries, the "Partnership") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. However, all adjustments have been made to the accompanying financial statements which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the periods covered. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the general partner believes that the disclosures are adequate to make the information presented herein not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in VNGP, L.P.'s latest Annual Report on Form 10-K. Certain prior period amounts have been reclassified for comparative purposes.


Note 2

  Statements of Cash Flows

          In order to determine net cash provided by (used in) operating activities, net income (loss) has been adjusted by, among other things, changes in current assets and current liabilities, excluding changes in cash and temporary cash investments, cash held in debt service escrow for principal, current maturities of long-term debt and capital lease obligations, and notes payable. Those changes, shown as an (increase)/decrease in current assets and an increase/(decrease) in current liabilities, are provided in the following table. Temporary cash investments are highly liquid low-risk debt instruments which have a maturity of three months or less when acquired and whose carrying amount approximates fair value. (Dollars in thousands.)

                                                                Three Months Ended
                                                                     March 31,
                                                               1994            1993

     Cash held in debt service escrow for interest . .       $ 13,293        $ 13,846
     Receivables, net. . . . . . . . . . . . . . . . .        (13,397)        (34,363)
     Inventories . . . . . . . . . . . . . . . . . . .          7,154          23,422
     Prepaid expenses and other. . . . . . . . . . . .         (2,737)          2,260
     Accounts payable. . . . . . . . . . . . . . . . .         16,066          11,746
     Accrued interest. . . . . . . . . . . . . . . . .        (13,423)        (11,576)
     Other accrued expenses. . . . . . . . . . . . . .         (5,732)         (4,829)
       Total . . . . . . . . . . . . . . . . . . . . .       $  1,224        $    506


          Cash interest paid by the Partnership (net of amounts capitalized) for the three months ended March 31, 1994 and 1993 was $29.8 million and $27.9 million, respectively. No cash payments for income taxes were made during these periods. The Partnership is not subject to federal income taxes.


Note 3

  Valero Energy Corporation

          VNGP, L.P., Valero Management Partnership, L.P. (the "Management Partnership") and various subsidiary operating partnerships (the "Subsidiary Operating Partnerships"), all Delaware limited partnerships, are the successors to substantially all of the natural gas pipeline and natural gas liquids businesses, assets and liabilities of substantially all of the subsidiaries of Valero Natural Gas Company ("VNGC") and the transmission division of Rio Grande Valley Gas Company ("Rio"). VNGC is, and Rio at the time of such succession was, a wholly owned subsidiary of Valero Energy Corporation. (Unless otherwise required by the context, the term "Energy" as used herein refers to Valero Energy Corporation and its consolidated subsidiaries, both individually and collectively). VNGC is the general partner of VNGP, L.P. and the Management Partnership (in such capacity, the "General Partner"), while subsidiaries of VNGC are general partners (the "Subsidiary General Partners") of the respective Subsidiary Operating Partnerships. As of March 31, 1994, Energy's total effective equity interest in the Partnership was approximately 49%.

          The Partnership enters into various types of transactions with Energy in the normal course of business on market-related terms and conditions. As of March 31, 1994 and December 31, 1993, the Partnership had recorded approximately $24.2 million and $31.8 million, respectively, in accounts payable and accrued expenses, net of accounts receivable, due to Energy. The following table summarizes transactions between the Partnership and Energy for the three months ended March 31, 1994 and 1993 (in thousands):

                                                                      Three Months Ended
                                                                          March 31,
                                                                     1994           1993

     Natural gas liquid ("NGL") sales to and services for Energy .  $21,513        $19,790
     Natural gas sales to Energy . . . . . . . . . . . . . . . . .    6,069         14,216
     Purchases of NGLs and natural gas, and
       transportation and other charges from Energy. . . . . . . .    6,524         10,298
     Interest expense from capital lease transactions with
       Energy. . . . . . . . . . . . . . . . . . . . . . . . . . .    3,193          3,195
     Management fees for direct and indirect costs billed
       by the General Partner and affiliated companies . . . . . .   20,702         20,072


          In October 1993, Energy publicly announced its proposal to acquire the 9.7 million issued and outstanding common units of limited partner interests ("Common Units") in VNGP, L.P. held by persons other than Energy (the "Public Unitholders") pursuant to a merger of VNGP, L.P. with a wholly owned subsidiary of Energy. Effective December 20, 1993, Energy, VNGP, L.P. and VNGC entered into an agreement of merger (the "Merger Agreement"). In the merger, the Common Units held by the Public Unitholders will be converted into the right to receive cash in the amount of $12.10 per Common Unit. As a result of the merger, VNGP, L.P. would become a wholly owned subsidiary of Energy. A proposal to approve the merger will be submitted to the holders of Common Units at a special meeting of Unitholders scheduled to be held May 31, 1994. Consummation of the merger is subject to, among other things, approval of the merger by the holders of a majority of the issued and outstanding Common Units and by a majority of the Common Units held by the Public Unitholders voted at the special meeting. Energy owns approximately 47.5% of the outstanding Common Units and intends to vote its Common Units in favor of the merger. There can be no assurance that the merger will be completed.

          In order to provide for the proposed merger, during the first quarter of 1994, Energy completed an underwritten public offering of convertible preferred stock and obtained satisfactory waivers, consents or amendments to certain of its financial agreements. Energy also completed a $250 million bank credit agreement, which will become effective only if the merger is completed, to replace its current principal bank credit agreement and the short-term bank lines of the Management Partnership. It is also a condition precedent to the effectiveness of Energy's new bank credit agreement that the litigation seeking to prevent the proposed merger and described in Note 6 under "Other Litigation" is settled.


Note 4

  Deferred Gas Costs

          Payments made or agreed to be made to date in connection with the settlement of certain disputed contractual issues with gas suppliers of Transmission are initially deferred. (References to Transmission prior to March 25, 1987 refer to Valero Transmission Company, a wholly owned subsidiary of VNGC, and after that date to its successor in interest, Valero Transmission, L.P., a Subsidiary Operating Partnership). The balance of such payments is subsequently reduced as recoveries are made through Transmission's rates. The balance of deferred gas costs of $67 million at December 31, 1993 is included in noncurrent other assets. The balance of deferred gas costs of $71 million at March 31, 1994 is included in noncurrent other assets and current receivables and is expected to be recovered over future periods. The recovery of any additional payments made in connection with any future settlements, however, would be limited.


Note 5

  Price Risk Management Activities

          The Partnership, through its Market Center Services
Program established in 1992, enters into exchange-traded futures and options contracts, forward contracts, swaps and other financial instruments with third parties to hedge the prices for purchases and sales of natural gas inventories and certain anticipated purchases of natural gas to be consumed in NGL operations, in order to reduce the risk of market fluctuations. Changes in the market value of these contracts are deferred until the gain or loss is recognized on the hedged transaction. Natural gas volumes in storage totalled approximately 4.7 billion cubic feet ("Bcf") and 10.3 Bcf at March 31, 1994 and December 31, 1993, respectively. The Partnership also utilizes price risk management techniques to provide services to gas producers and end users for a fee. As of March 31, 1994, the Partnership had outstanding contracts for natural gas with notional or contract volumes totalling approximately 48.6 Bcf for which the Partnership is the fixed price payor and 20.6 Bcf for which the Partnership is the fixed price receiver. Such contracts run for a period of one to nine months. The General Partner believes that there will not be a significant effect on financial position or results of operations of the Partnership related to such contracts as a result of market fluctuations. As of December 31, 1993, the notional or contract volumes of outstanding natural gas contracts for which the Partnership was the fixed price payor and receiver totalled approximately 18.5 Bcf and 30.6 Bcf, respectively. During the first quarter of 1994 and 1993, the Partnership recognized approximately $.8 million and $4.2 million, respectively, in gas cost reductions and other benefits from this program.


Note 6

  Litigation and Contingencies

    Take-or-Pay and Related Claims

          As a result of past market conditions and contracting practices in the natural gas industry, numerous producers and other suppliers brought claims against Transmission asserting that it was in breach of contractual provisions requiring that it take, or pay for if not taken, certain specified volumes of natural gas. The Partnership has settled substantially all of the significant take-or-pay claims, pricing differences and contractual disputes heretofore brought against it. Although additional claims may arise under older contracts until their expiration or renegotiation, the General Partner believes that the Partnership has resolved substantially all of the significant take-or-pay claims that are likely to be made. As described below, Energy and/or the Partnership have agreed to bear a portion of certain potential liabilities that may be incurred by certain Partnership suppliers. However, any liability of Energy with respect to these claims or any take-or-pay claims involving Transmission's intrastate pipeline operations has been assumed by the Partnership. Although the General Partner is currently unable to predict the total amount Transmission or the Partnership ultimately may pay or be required to pay in connection with the resolution of existing and potential take-or-pay claims, the General Partner believes that any remaining claims can be resolved on terms satisfactory to the Partnership and that the resolution of such claims and any potential claims has not had and will not have a material adverse effect on the Partnership's financial position or results of operations.

          In 1987, Transmission and a producer from whom Transmission has purchased natural gas entered into an agreement resolving certain take-or-pay issues between the parties in which Transmission agreed to pay one-half of certain excess royalty claims arising after the date of the agreement. The royalty owners of the producer recently completed an audit of the producer and have presented to the producer a claim for additional royalty payments in the amount of approximately $17.3 million, and accrued interest thereon of approximately $19.8 million. Approximately $8 million of the royalty owners' claim accrued after the effective date of the agreement between the producer and Transmission. The producer and Transmission are reviewing the royalty owners' claims. No lawsuit has been filed by the royalty owners. The General Partner believes that various defenses may reduce or eliminate any liability of Transmission to the producer in this matter.

          Valero Transmission Company and one of its gas suppliers are parties to various gas purchase contracts assigned to and assumed by Valero Transmission, L.P. upon formation of the Partnership in 1987. The supplier is also a party to a series of gas purchase contracts between the supplier, as buyer, and certain trusts, as seller. In 1989, the trusts brought suit against the supplier, alleging breach of various minimum take, take-or-pay and other contractual provisions, and asserting a statutory nonratability claim. In the trusts' claims against the supplier, the trusts seek alleged actual damages, including interest, of approximately $30 million. Neither Valero Transmission Company nor Valero Transmission, L.P. was originally a party to this lawsuit. However, because of the relationship between Transmission's contracts with the supplier and the supplier's contracts with the trusts, and in order to resolve existing and potential disputes, the supplier, Valero Transmission Company and Valero Transmission, L.P. agreed in March 1991 to cooperate in the conduct of the litigation, and agreed that Valero Transmission Company and Valero Transmission, L.P. will bear a substantial portion of the costs of any appeal and any nonappealable final judgment rendered against the supplier. In January 1993, the District Court ruled on the trusts' motion for summary judgment, finding that as a matter of law the three gas purchase contracts at issue were fully binding and enforceable, the supplier breached the minimum take obligations under one of the contracts, the supplier is not entitled to claimed offsets for gas purchased by third parties and the "availability" of gas for take-or-pay purposes is established solely by the delivery capacity testing procedures in the contracts. Damages, if any, were not determined. On
April 15, 1994, the trusts named Valero Transmission Company and Valero Transmission, L.P. as additional defendants (the "Valero Defendants") to the lawsuit, alleging that the Valero Defendants maliciously interfered with the trusts' contracts with the supplier. In the trusts' claim against the Valero Defendants, the trusts seek unspecified actual and punitive damages. The General Partner believes that the claims brought by the trusts have been significantly overstated, and that the supplier and the Valero Defendants have a number of meritorious defenses to the claims. This litigation is not currently set for trial.

          Payments that Transmission has made or agreed to make in connection with settlements to date are included in its deferred gas costs. The General Partner believes that the rate order under which Transmission currently operates (the "Rate Order"), issued in 1979 by the Railroad Commission of Texas (the "Railroad Commission," which regulates the sale and transportation of natural gas by intrastate pipeline systems in Texas), allows for the recovery of such costs. See Note 4. Certain take-or-pay and other claims have been resolved through the Partnership agreeing to provide discounted transportation services. These agreements do not involve a cash outlay by the Partnership but in certain cases have the effect of reducing transportation margins over an extended period of time.

    Other Litigation

          Seven lawsuits were filed in Chancery Court in Delaware against VNGP, L.P., VNGC and Energy and certain officers and directors of VNGC and/or Energy in response to the announcement by Energy on October 14, 1993 of its proposal to acquire the publicly traded Common Units of VNGP, L.P. pursuant to a proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy. See Note 3. The suits were consolidated into a single proceeding by the Chancery Court on November 23, 1993. The plaintiffs sought to enjoin or rescind the proposed merger, alleging that the corporate defendants and the individual defendants, as officers or directors of the corporate defendants, engaged in actions in breach of the defendants' fiduciary duties to the Public Unitholders by proposing the merger. The plaintiffs alternatively sought an increase in the proposed merger consideration, unspecified compensatory damages and attorneys' fees. In December 1993, the attorneys representing the plaintiffs entered into a memorandum of understanding with Energy and VNGP, L.P. pursuant to which the attorneys have agreed to recommend that the Chancery Court approve a settlement of the litigation. The proposed settlement will not require a material payment by Energy or the Partnership. On April 29, 1994, notice of the proposed settlement, including a description of the terms of the settlement, was mailed to the Public Unitholders by order of the Chancery Court. A hearing to consider approval of the settlement has been scheduled in the Chancery Court for May 31, 1994. There can be no assurance that the settlement will be approved by the Chancery Court.

          Energy, VNGP, L.P., and certain of their respective subsidiaries are defendants in a lawsuit originally filed in January 1993. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract, quantum meruit, wrongful failure to pay retainage, fraudulent misrepresentation, conspiracy, breach of the implied covenant of good faith and fair dealing, and other commercial tort claims. The plaintiff alleges actual damages of approximately
$9.7 million and punitive damages of $45.5 million. The defendants have filed a motion for summary judgment and a motion to transfer venue to Bexar County.

          The Partnership was a party to a lawsuit originally filed in 1988 in which Energy, Valero Transmission Company, VNGP, L.P., the Management Partnership and Valero Transmission, L.P. (the "Valero Defendants") and a subsidiary of The Coastal Corporation ("Coastal") were alleged to be liable for failure to take minimum quantities of gas, failure to make take-or-pay payments and other breach of contract and breach of fiduciary duty claims. The plaintiffs sought declaratory relief, actual damages in excess of $37 million and unspecified punitive damages. During the third quarter of 1992, the plaintiffs, Coastal and the Valero Defendants settled this lawsuit on terms which were not material to the Valero Defendants and on July 19, 1993, this lawsuit was dismissed. On November 16, 1992, prior to entry of the order of dismissal, NationsBank of Texas, N.A., as trustee for certain trusts (the "Intervenors"), filed a plea in intervention to intervene in the lawsuit. The Intervenors asserted that they held a non-participating mineral interest in the lands subject to the litigation and that their rights were not protected by the plaintiffs in the settlement. On
February 4, 1993, the Court struck the Intervenors' plea in intervention. However, on February 2, 1993, the Intervenors had filed a separate suit in the 160th State District Court, Dallas County, Texas, against all prior defendants and an additional defendant, substantially adopting in form and substance the allegations and claims in the original litigation. In
February 1994, the parties reached a tentative settlement of the lawsuit on terms immaterial to the Partnership.

   City of Houston Franchise Fee Audit

          In a letter dated September 1, 1993 from the City of Houston (the "City") to Valero Transmission Company ("VTC"), the City stated its intent to bring suit against VTC for certain claims asserted by the City under the franchise agreement between the City and VTC. VTC is the general partner of Valero Transmission, L.P. The franchise agreement was assigned to and assumed by Valero Transmission, L.P. upon formation of the Partnership in 1987. In the letter, the City declared a conditional forfeiture of the franchise rights based on the City's claims. In a letter dated October 27, 1993, the City claimed that VTC owes to the City franchise fees and accrued interest thereon aggregating approximately $13.5 million. In a letter dated November 9, 1993, the City claimed an additional
$18 million in damages related to the City's allegations that VTC engaged in unauthorized activities under the franchise agreement by transmitting gas for resale and by transporting gas for third parties on the franchised premises. The City has not filed a lawsuit. The General Partner believes that the City's claims are overstated and that VTC has a number of defenses to the claims. Energy and the City have engaged in formal discussions regarding the possible settlement of the City's claims, but no agreement has been concluded. Any liability of VTC with respect to the City's claims has been assumed by the Partnership.

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

                  VALERO NATURAL GAS PARTNERS, L.P.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROPOSED MERGER WITH ENERGY

          As described in Note 3 of Notes to Consolidated Financial Statements, in October 1993, Energy publicly announced its proposal to acquire the issued and outstanding Common Units in VNGP, L.P. held by the Public Unitholders and effective December 20, 1993, Energy, VNGP, L.P. and VNGC entered into the Merger Agreement providing for the merger of VNGP, L.P. with a wholly owned subsidiary of Energy subject to various conditions. Energy has proposed the merger because it believes that the Partnership, in its present form, has insufficient financial flexibility to participate fully in opportunities that are expected to arise in the natural gas and NGL businesses, that the ability of the Partnership to compete effectively in these businesses will be enhanced through the merger and that the Partnership could lose its competitive position if it does not pursue such opportunities when and if they become available. Energy also believes that potential conflict of interest situations between the Partnership and Energy can be eliminated through the merger. Based upon the analysis and recommendation of the Special Committee, the General Partner and Energy believe that the merger is fair to and in the best interests of the Partnership and the Public Unitholders.

          Pursuant to the Merger Agreement, but subject to the effect of subsequent developments upon the ability of VNGP, L.P. to declare and pay cash distributions, the General Partner and Energy expect that regular quarterly cash distributions will continue to be declared and paid on the Common Units at the established quarterly intervals and rate through the effective date of the merger. In addition, if the closing of the merger occurs more than 30 days after the last record date for a regular quarterly distribution, VNGP, L.P. stated in the Merger Agreement that it intends and expects to declare and pay a one-time special pro rata distribution to holders of record of the Common Units on the effective date of the merger based upon the number of days elapsed between such record date and the effective date. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

          The following are the Partnership's financial and operating highlights for the three months ended March 31, 1994 and 1993 (in thousands of dollars, except as otherwise noted).

                                                              Three Months Ended
                                                                   March 31,
                                                              1994           1993

OPERATING REVENUES:
  Natural gas:
    Sales. . . . . . . . . . . . . . . . . . . . . . .       $276,488       $229,817
    Transportation . . . . . . . . . . . . . . . . . .         15,746         13,110
  Natural gas liquids. . . . . . . . . . . . . . . . .         91,652        127,909
  Intersegment eliminations. . . . . . . . . . . . . .         (4,222)        (3,526)
    Total. . . . . . . . . . . . . . . . . . . . . . .       $379,664       $367,310

OPERATING INCOME (LOSS):
  Natural gas. . . . . . . . . . . . . . . . . . . . .       $  2,989       $  7,951
  Natural gas liquids. . . . . . . . . . . . . . . . .         (1,237)        13,796
    Total. . . . . . . . . . . . . . . . . . . . . . .       $  1,752       $ 21,747

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .       $(14,447)      $  5,133

NET INCOME (LOSS) PER LIMITED PARTNER UNIT . . . . . .       $   (.77)      $    .26

OPERATING STATISTICS:
  Natural gas:
    Gas volumes ( MMcf per day):
      Sales. . . . . . . . . . . . . . . . . . . . . .          1,290          1,157
      Transportation . . . . . . . . . . . . . . . . .          1,525          1,488
        Total gas volumes. . . . . . . . . . . . . . .          2,815          2,645

    Average gas sales price per Mcf. . . . . . . . . .       $   2.38       $   2.20
    Average gas transportation fee per Mcf . . . . . .       $   .110       $   .099

  Natural gas liquids:
    Plant production (MBbls per day) . . . . . . . . .           68.1           66.5
    Average market price per gallon <F1> . . . . . . .       $   .254       $   .320
    Average gas cost per MMBtu . . . . . . . . . . . .       $   2.05       $   1.77

<F1>
(1)  Represents the average Houston area market prices for individual NGL products weighted by relative volumes of each product produced.

General

          The Partnership incurred a net loss of $14.4 million for the first quarter of 1994 compared to net income of $5.1 million for the first quarter of 1993 due primarily to a $20 million, or 92%, decrease in operating income. As explained below, operating income decreased for the Partnership's natural gas operations. Natural gas liquids ("NGL") operations incurred an operating loss in the 1994 period compared to operating income in the 1993 period due to depressed product prices and increased natural gas costs, which more than offset increased production from its NGL facilities. The conditions which resulted in the decreases in Partnership operating income in the first quarter of 1994 compared to the first quarter of 1993 have generally continued to date in the second quarter of 1994.

Natural Gas

          Operating revenues from the Partnership's natural gas operations increased $49.3 million, or 20%, during the first quarter of 1994 compared to the same period in 1993 due primarily to an 11% increase in average daily natural gas sales volumes, an 8% increase in average natural gas sales prices and a 20% increase in transportation revenues. The increases in average daily natural gas sales volumes and average gas sales prices were due to continued strong demand for natural gas resulting from prolonged cold weather in the U.S. during the 1994 first quarter, new term sales business generated during the latter part of 1993 as a result of the implementation of FERC Order 636, and the continued shutdown of both units of the South Texas Project nuclear plant ("STP") during the 1994 first quarter. However, the return to commercial service of Unit No. 1 of the STP on April 8, 1994 and the expected return to service of Unit No. 2 later in 1994 are expected to displace a portion of the Partnership's gas sales and transportation volumes for the customers served by the STP.

          The increase in transportation revenues for the first quarter of 1994 compared to the same period in 1993 was due to an 11% increase in average transportation fees and a 2% increase in average daily transportation volumes. The increase in average transportation fees was due primarily to higher fees received on new transportation business.

          Operating income from the Partnership's natural gas operations decreased $5 million, or 62%, during the first quarter of 1994 compared to the same period in 1993. Operating expenses increased due to a one-time charge related to the final resolution of certain contractual disputes and an increase in pipeline transportation and other expenses. Other reductions in natural gas operating income resulting from a decrease in income generated by the Partnership's Market Center Services Program, a decrease in the recovery of Transmission's fixed costs resulting from the settlement of a customer audit of Transmission's weighted average cost of gas effective in the third quarter of 1993, and an increase in fuel costs were offset by the increases in gas sales volumes and transportation revenues noted above. As a result primarily of increased stability in natural gas prices, income generated by the Market Center Services Program is expected to be significantly lower in 1994 than in 1993.

Natural Gas Liquids

          Operating revenues from the Partnership's NGL operations decreased $36.3 million, or 28%, during the first quarter of 1994 compared to the same period in 1993 due primarily to a 21% decrease in the average NGL market price, a decrease in NGL volumes transported and fractionated for third parties and a decrease in product trading volumes, partially offset by a modest increase in average daily production volumes. The average NGL market price decreased due to continued weak crude oil and refined product prices. Although NGL market prices improved in the first quarter of 1994 compared to late 1993 prices, they still remained substantially below first quarter 1993 levels.

          The Partnership's NGL operations incurred an operating loss of $1.2 million during the first quarter of 1994 compared to operating income of $13.8 million during the first quarter of 1993 due primarily to the decrease in NGL market prices, an increase in fuel and shrinkage costs resulting from a 16% increase in the cost of natural gas, and the decrease in third party transportation and fractionation volumes. The negative effect on operating income as a result of these factors was partially offset by the increase in NGL production volumes.

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter of 1994, the Partnership had a net cash outflow from operations resulting from the decrease in income described above under "Results of Operations." These conditions are expected to continue further into 1994 resulting in a cash requirement to fund operations. In addition, as described in Note 6 of Notes to Consolidated Financial Statements, the Partnership is currently involved, directly or indirectly, in various lawsuits and claims, which, if ultimately resolved in a manner adverse to the Partnership, could further increase the Partnership's cash needs.

          The Partnership historically has not required significant amounts of working capital because cash receipts on billings for sales and cash payments for purchases occur principally in the same month. As detailed in Note 2 of Notes to Consolidated Financial Statements, reduced working capital requirements during the first quarter of 1994 resulted in a generation of cash which helped reduce the cash outflow from operating activities. However, the General Partner believes that not only is a further reduction in the Partnership's working capital requirements unlikely to be realized, but that working capital requirements are likely to significantly increase in the future due to, among other things, increasing gas storage inventories resulting from the Partnership's efforts to compete for interstate sales under FERC Order 636.

          Cash used in financing activities during the first quarter of 1994 included approximately $7.2 million in principal payments under the Partnership's First Mortgage Notes and capital lease obligations to Energy. Debt service on the First Mortgage Notes, including payments into escrow for both principal and interest, will be $81 million, $80.9 million, $80.4 million, $79.6 million and $75.9 million for the years 1994 through 1998, respectively. Total minimum lease payments under the Partnership's capital leases with Energy for these same years will be $12.9 million, $12.9 million, $13.9 million, $15.1 million and $15.4 million, respectively. The issuance of any additional long-term debt by the Partnership is unlikely due to restrictions under the Mortgage Note Indenture. At the same time, the Partnership and Energy do not intend to enter into any further significant leasing transactions prior to completion of the merger due to potential conflict of interest situations and other factors.

          Net cash used in investing activities during the first quarter of 1994 consisted primarily of $4.6 million in capital expenditures. The General Partner believes that, due to the Partnership's lack of financial flexibility, the Partnership in its present form would not be able to continue making capital expenditures at historical levels and, therefore, would likely be unable to participate fully in opportunities to improve and expand its operations that may arise in the natural gas and NGL businesses over the next several years. At the same time, the General Partner believes that the Partnership must continue to make substantial capital investments in facilities needed to access gas supplies and markets and expand its NGL processing and transportation capabilities in order for it to maintain its capacity to compete in the current industry environment. Subject to consummation of the proposed merger with Energy described above, Partnership capital expenditures are expected to be approximately $35 million in 1994.

          The Partnership paid cash distributions to partners of $2.6 million during the first quarter of 1994. Quarterly cash distributions can be declared by the Partnership only after working capital and other operating requirements, capital expenditures, debt service and capital lease obligations are funded. On April 27, 1994, the VNGC Board of Directors declared a cash distribution of $.125 per limited partner unit for the first quarter of 1994 that is payable May 31, 1994. At the current quarterly rate, cash distributions would total approximately $10.5 million for the year ending December 31, 1994; however, future cash distributions to unitholders will depend upon the level of cash from operations and other factors, and there is no assurance that cash distributions will continue into the future at the current level.

          During the first quarter of 1994, the General Partner funded its cash required by operating activities, capital expenditures, debt service and capital lease obligations and cash distributions to partners through borrowings under its short-term bank lines. See Note 3 of Notes to Consolidated Financial Statements for a discussion of net amounts payable by the Partnership to Energy pursuant to various transactions which constitute a type of working capital funding provided by Energy to the Partnership. The Partnership, through the Management Partnership, currently has five short-term bank lines totalling $80 million. The Mortgage Note Indenture requires that at least $20 million of revolving credit agreements be maintained at all times; however, no more than $50 million of borrowings are permitted to be outstanding at any time. All of the bank lines mature at various times during 1994. If the proposed merger with Energy does not occur, the General Partner believes that these bank lines could be renewed or replaced with other short-term lines during 1994. If the proposed merger with Energy is completed, the Partnership's existing short-term bank lines will be cancelled as a new Energy bank credit agreement, which was completed March 31, 1994, becomes effective at the time of the merger. In order to comply with the Mortgage Note Indenture requirement described above, it is anticipated that Energy would provide a revolving credit agreement directly with the Management Partnership in the amount of $50 million. The Partnership had borrowings of as much as $46 million under its short-term bank lines during the first quarter of 1994, and $21 million was outstanding at March 31, 1994. The Partnership's short-term bank lines are subject to a requirement, pursuant to the Mortgage Note Indenture, to have no balances outstanding for a period of 45 consecutive days during each 16 calendar months (referred to herein as a "clean-up period"). The Partnership will be required to complete another clean-up period by September 1994.

          The General Partner expects that additional borrowings under the Partnership's short-term bank lines will be necessary during the remainder of 1994 to fund operating requirements, debt service, lease obligations and minimum capital expenditure requirements. Net amounts payable by the Partnership to Energy may also increase. Cash requirements in excess of such amounts, such as cash distributions on the Common Units, any increases in working capital requirements and capital expenditures necessary to pursue possible industry opportunities, as described above, are expected to require supplemental funding. If the proposed merger with Energy does not occur, the General Partner believes that the above described clean-up requirement in 1994 can be achieved, but would require significant capital expenditure and working capital reductions, the elimination of cash distributions on the Common Units, the sale of core assets, or other measures likely to have adverse effects on the Partnership and the Unitholders. When and if the proposed merger with Energy is completed, the General Partner anticipates that distributions to Energy from the Partnership would be significantly reduced or eliminated, with such funds utilized for debt service, working capital, capital expenditures or other Partnership purposes.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Coastal Oil and Gas Corporation v. TransAmerican Natural Gas Corporation ("TANG"), 49th State District Court, Webb County, Texas (filed October 30, 1991). In March 1993, Valero Transmission Company and Valero Industrial Gas Company were served as third party defendants in this lawsuit. In August 1993, Energy, VNGP, L.P., and certain of their respective subsidiaries were named as additional third-party defendants (collectively, including the original defendant subsidiaries, the "Valero Defendants"). In TANG's counterclaims against Coastal and third-party claims against the Valero Defendants, TANG alleged that it contracted to sell natural gas to Coastal at the posted field price of Valero Industrial Gas Company and that the Valero Defendants and Coastal conspired to set such price at an artificially low level. TANG also alleged that the Valero Defendants and Coastal conspired to cause TANG to deliver unprocessed or "wet" gas thus precluding TANG from extracting NGLs from its gas prior to delivery. TANG sought actual and punitive damages and attorneys' fees. On March 14, 1994, the Valero Defendants and TANG executed a settlement agreement with respect to this lawsuit on terms immaterial to the Partnership.

          In re Valero Natural Gas Partners, L.P. Litigation, Consolidated Civil Action No. 13194, Court of Chancery, New
Castle County, Delaware (first suit filed October 15, 1993; all suits consolidated November 23, 1993). Seven lawsuits were filed in the Delaware Court of Chancery for New Castle County (the "Chancery Court") in response to the announcement of Energy's proposal to acquire the publicly traded Common Units of VNGP, L.P. pursuant to a proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy. The plaintiffs sought to enjoin or rescind the proposed merger, alleging that the corporate defendants and the individual defendants, as officers or directors of the corporate defendants, engaged in actions in breach of the defendants' fiduciary duties to the holders of the Common Units by proposing the merger. The plaintiffs alternatively sought an increase in the proposed merger consideration, unspecified compensatory damages and attorneys' fees. In December 1993, attorneys representing the plaintiffs entered into a Memorandum of Understanding with Energy and VNGP, L.P. pursuant to which the attorneys have agreed to recommend that the Chancery Court approve a settlement of the litigation. The proposed settlement will not require a material payment by Energy or the Partnership. On April 29, 1994, notice of the proposed settlement, including a description of the terms of the settlement, was mailed to the Public Unitholders by order of the Chancery Court. A hearing to consider approval of the settlement has been scheduled in the Chancery Court for May 31, 1994.

          J.M. Davidson, Inc. v. Valero Energy Corporation, Valero Hydrocarbons, L.P., et al., 229th State District Court, Duval County, Texas (filed January 21, 1993). Energy and Valero Hydrocarbons, L.P. were named as original defendants in the lawsuit filed in January 1993. Through the plaintiff's amended petitions, the lawsuit now includes as additional defendants Valero Natural Gas Company; Valero Natural Gas Partners, L.P.; Valero Management Partnership, L.P.; Valero Transmission Company; Valero Transmission, L.P.; Valero Hydrocarbons Company; and Valero Management Company. The lawsuit is based upon construction work performed by the plaintiff at certain of the Partnership's gas processing plants in 1991 and 1992. The plaintiff alleges that it performed work for the defendants for which it was not compensated. The plaintiff's second amended petition, filed April 30, 1994, asserts claims for breach of contract, quantum meruit, wrongful failure to pay retainage, fraudulent misrepresentation, conspiracy, breach of the implied covenant of good faith and fair dealing, and other commercial tort claims. The plaintiff alleges actual damages of approximately $9.7 million and punitive damages of $45.5 million. The defendants have filed a motion for summary judgment and a motion to transfer venue to Bexar County.

          The Long Trusts v. Tejas Gas Corporation, Valero Transmission Company, and Valero Transmission, L.P., 123rd Judicial District Court, Panola County, Texas (filed March 1,
1989). VTC, as buyer, and Tejas Gas Corporation ("Tejas"), as seller, are parties to various gas purchase contracts assigned to and assumed by Valero Transmission, L.P. ("VT, L.P.") upon formation of the Partnership in 1987 (the "Valero Contracts").
In turn, Tejas has entered into a series of gas purchase contracts between Tejas, as buyer, and certain trusts (the "Long Trusts"), as seller (the "Long Trusts Contracts"). The litigation originated in 1989 as a lawsuit by the Long Trusts against Tejas. In the Long Trusts' claims against Tejas, the Long Trusts claim that Tejas breached various minimum take, take-or-pay and other contractual provisions in connection with the Long Trusts Contracts, and seek alleged actual damages, including interest, of approximately $30 million. Neither VTC nor VT, L.P. was originally a party to the lawsuit. However, because of the relationship between the Valero Contracts and the Long Trusts Contracts, and in order to resolve existing and potential disputes, Tejas, VTC and VT, L.P. agreed in March 1991 to cooperate in the conduct of the litigation, and agreed that VTC and VT, L.P. will bear a substantial portion of the costs of any appeal and any nonappealable final judgment rendered against Tejas. In January 1993, the District Court ruled on the Long Trusts' motion for summary judgment, finding that as a matter of law the Long Trusts Contracts were fully binding and enforceable, that Tejas breached the minimum take obligations under one of the contracts, that Tejas is not entitled to claimed offsets for gas purchased by third parties and that the "availability" of gas for take-or-pay purposes is established solely by the delivery capacity testing procedures in the contracts. Damages, if any, were not determined. On April 15, 1994, the Long Trusts named VTC and VT, L.P. as additional defendants (the "Valero Defendants") to the lawsuit, alleging that the Valero Defendants maliciously interfered with the Long Trusts Contracts. In the Long Trusts' claim against the Valero Defendants, the Long Trusts seek unspecified actual and punitive damages. The General Partner believes that the claims brought by the Long Trusts have been significantly overstated, and that Tejas and the Valero Defendants have a number of meritorious defenses to the claims. This litigation is not currently set for trial.

          Valero Transmission, L.P. v. J. L. Davis, et al., 81st District Court, Frio County, Texas (filed September 20, 1991). This lawsuit was commenced by Transmission as a suit for breach of contract against defendant. On January 11, 1993, defendant filed a cross action against Valero Transmission, L.P., Valero Industrial Gas, L.P., and Reata Industrial Gas, L.P., asserting claims for actual damages for failure to pay for goods and services delivered and various other cross-claims. On March 24, 1994, the parties executed a settlement agreement with respect to this lawsuit on terms immaterial to the Partnership.

Item 5.  Other Information

PROPOSED MERGER WITH ENERGY

          In connection with the proposed merger of VNGP, L.P. with a wholly owned subsidiary of Energy, a special meeting of the holders of Common Units has been scheduled for May 31, 1994. A definitive proxy statement fully describing the proposed merger and explaining the manner in which holders of Common Units may cast their votes was filed with the Securities and Exchange Commission and mailed to all unitholders on May 2, 1994. Unitholders of record as of the close of business on April 28, 1994, will be entitled to vote at the special meeting. Also scheduled for May 31, 1994, is a hearing in the Delaware Chancery Court to consider the approval of a proposed settlement of litigation filed in response to Energy's proposal to acquire the outstanding Common Units held by the Public Unitholders pursuant to the proposed merger. Notice of the proposed settlement was mailed to the Public Unitholders on April 29, 1994. Subject to approval of the settlement by the Chancery Court and to the satisfaction of all other preconditions to the proposed merger (see Note 3 of Notes to Consolidated Financial Statements), the merger is expected to become effective on or about May 31, 1994.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits.

          10.1 $250,000,000 Credit Agreement, dated March 31, 1994, among Valero Energy Corporation, Bankers Trust Company and Bank of Montreal as Managing Agents, and the banks and co-agents party thereto -- incorporated by reference from Exhibit 10.1 to the Valero Energy Corporation Quarterly Report on Form 10-Q (Commission File No. 1-4718, filed
               May 12, 1994).

          Pursuant to paragraph 601(b)(4)(iii)(A) of Regulation S-K, the registrant has omitted from the foregoing listing of exhibits, and hereby agrees to furnish to the Commission upon its request, copies of certain instruments, each relating to long-term debt not exceeding 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

          (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the three-month period ended March 31, 1994.

                              SIGNATURE

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


                          VALERO NATURAL GAS PARTNERS, L.P.
                            (Registrant)
                            By Valero Natural Gas Company,
                               its General Partner



                          By:  /s/  Don M. Heep
                               Don M. Heep
                               Senior Vice President and
                               Chief Financial Officer
                               (Duly Authorized Officer and
                                Principal Financial and
                                Accounting Officer)

Date:  May 12, 1994